Form 10KSB
period 2005-12-31
Strategic Defense Alliance Corp.
filed 2006-05-24
CIK 1328791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 0-51377

Strategic Defense Alliance Corp.
(Name of small business issuer in its charter)

Delaware	51-0539826
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

12020 Sunrise Valley Drive, Suite 100, Reston, Virginia	20191
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (703) 476 2250

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Title of class: Common stock, par value $.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes ☐ No ☒.

State issuer’s revenue for its most recent fiscal year: $6,070,841

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28,000 as of May 22, 2006.

There were 1,707,500 shares of the Company’s common stock, $.0001 par value, outstanding as of May 22, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

Item 1. Business.

Presently, our sole business is the business conducted by our wholly-owned subsidiary, Computer Networks & Software, Inc. (“CNS”). We provide network and software solutions and professional consulting services including engineering and technical services, software development, systems engineering and analysis, systems integration, international circuit provisioning, internet management applications and program/project management primarily to agencies of the federal government. Since its founding in 1987, CNS has focused on solving complex communications technology issues by providing a high level expertise in engineering, systems and technology areas. Approximately 40% of its employees have high level security clearances.

Our current business operation consists of two core business areas -- - the technical professional services group and the solutions group. The professional consulting services group provides technical consultants to government agencies on a subcontract basis primarily through large system integrators. Staffing includes personnel that carry government security clearance from the secret to top secret level. The group’s major area of support is to provide network and security and information technology engineering.

The solutions group provides advanced communications and information engineering services in support of government agencies. This group provides services to the military, government and the aviation industry in the disciplines of communications, navigation and surveillance. These services also include system performance measurement, performance analysis and capacity planning. We undertake highly technical projects that leverage expert information technology knowledge and experience.

Our clients are principally government agencies, with the largest being NASA and the Defense Information Systems Agency, and Federal Network Systems Verizon (FNS Verizon) and Qwest Government Services (Qwest) , which are prime contractors who subcontract our services. These four customers accounted for 88% of our revenue for 2005, 92.0% of revenue for 2004 and 84.0% of revenue for 2003.

Our strategy is to pursue acquisitions in the defense and homeland security markets. However, our ability to make any acquisitions is dependent upon our ability to obtain necessary financing, and to be able to offer equity securities that have a readily ascertainable market value. As of the date of this annual report, we do not have any financing commitments and our agreement with our preferred stockholder may make it difficult for us to obtain financing from other sources. Further, there is no market for our common stock. We cannot assure you as to our ability to obtain the financing necessary for us to make acquisitions or as to the development of any public market for our common stock.

Organization; Merger

On January 11, 2006, we acquired CNS. As a result of the acquisition of CNS, our business became the business of CNS. The acquisition of CNS is accounted for as a reverse acquisition. The accounting rules for reverse acquisitions require that beginning with the date of the merger, January 11, 2006, our balance sheet includes the assets and liabilities of CNS and our equity accounts were recapitalized to reflect the net equity of CNS. In addition, our historical operating results will be the operating results of CNS.

Prior to the acquisition of CNS, Lounsberry Holdings I, Inc. was not engaged in any active business.

In anticipation of the acquisition of CNS, Paul B. Silverman, our chief executive officer and director, and Tom Bednarek, our secretary and director, and one non-affiliated person formed CNS Acquisition Corp. to acquire CNS.

In connection with the acquisition of CNS:

•
We issued 382,500 shares of common stock and warrants to purchase 892,500 shares of common stock at $.12 per share to Mr. Silverman, Mr. Bednarek and one non-affiliated person in exchange for the stock of CNS Acquisition Corp.

•
We sold to Barron Partners LP, for $1,300,000, 5,416,667 shares of series A preferred stock and warrants to purchase an aggregate of 30,000,000 shares of common stock. The series A preferred stock is convertible into 10,833,334 shares of common stock, subject to adjustment.

•
We purchased 928,000 shares of common stock from Capital Markets Advisory Group, LLC, which was then our controlling stockholder, for $200,000, using the proceeds from the sale of the preferred stock and warrants.

•	CNS Acquisition Corp. was merged with and into CNS with the result that CNS became our wholly-owned subsidiary. Pursuant to the merger, we issued or agreed to issue to the former stockholders of CNS:

•	up to $1,000,000 in cash of which approximately $250,000 was paid at closing and the balance of up to $750,000, subject to adjustment, was due subsequent to closing;

•	1,075,000 shares of common stock;

•	warrants to purchase 10,000,000 shares of common stock at $.20 per share; and

•	contingent payments of up to $1,000,000 based on post-closing performance.

•	We entered into employment agreements with Mr. Silverman and the former stockholders of CNS.

The agreements with Barron Partners required us to file a registration statement covering the shares of common stock issuable upon conversion of the series A preferred stock and upon exercise of the warrants within 60 days after the closing, on January 10, 2006. Pursuant to this agreement, we were required to file the registration statement by March 13, 2006. As a result, we may be required to issue an additional 1,644 shares of series A preferred stock for each day after March 13, 2006 until we file the registration statement, up to a maximum of 900,000 shares. The agreement requires the registration statement to be declared effective by the Commission not later than 120 days after March 13, 2006. To the extent that the registration statement is declared effective by that date, we will not be required to issue additional shares as liquidated damages for our failure to file on time.

CNS is a Virginia corporation founded in 1987. Its executive offices are located at 7405 Alban Station Court, Suite B-215, Springfield, VA 22150-2318. CNS’ website is www.cnsw.com. Information on CNS’s website or any other website is not part of this annual report.

We are a Delaware corporation, organized in 2005 under the name Lounsberry Holdings I, Inc. We changed our corporate name to Strategic Defense Alliance Corp. on February 8, 2006. Our executive offices are located at 12020 Sunrise Valley Drive, Suite 100, Reston, Virginia 20191, telephone (703) 476 2250.

References in this annual report to “we,” “us,” “our” and similar words refer to Strategic Defense Alliance Corp., commencing with the acquisition of CNS and the consummation of the private placement which occurred contemporaneously with the acquisition, and, with respect to historical information, these terms refer to CNS.

RISK FACTORS

An investment in our securities involves a high degree of risk. In determining whether to purchase our securities, you should carefully consider all of the material risks described below, together with the other information contained in this prospectus before making a decision to purchase our securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks Relating to our Business

We require additional financing for our operations.

At December 31, 2005, we had a working capital deficiency of approximately $1.5 million, and a bank overdraft of approximately $88,000. We require funding for our operations in addition to our $1.25 million bank line of credit. Because of our continuing losses, our working capital deficiency has increased since December 31, 2005. Our obligations under our bank line of credit mature on May 31, 2006, and we cannot assure you that the bank line will be extended or replaced. As of the date of this annual report, we have no commitment from our bank to extend the credit line beyond May 31, 2006 and we have no replacement lender. If the bank does not extend the line of credit at its present level or if we do not find a replacement lender or other financing we will not be able to continue in business and it may be necessary for us to seek protection under the Bankruptcy Code.

If we remain in violation of loan agreement covenants, our lender may not continue to extend credit to us which could impair our ability to continue in business.

At December 31, 2005 and March 31, 2006, we were in violation of covenants under CNS’ loan agreement and our borrowings exceeded the amount that we can borrow under the borrowing formula. Although the lender waived the violations and agreed to permit the excess borrowings after two of the former stockholders of CNS provided the bank with additional collateral, we cannot assure you that the lender will grant a waiver with respect to future violations of the covenants, which could result in a demand for repayment of our loan in addition to the right of the lender to demand payment on the maturity date of May 31, 2006. Since we could not pay the loan without an alternative lender and we do not anticipate that, if the loan is extended, we will be able to comply with the covenants at least through the end of 2006 unless we raise sufficient capital from the sale of equity securities, we may be unable to continue in business if the lender demands payment of our loan and we are not able to obtain alternative financing. We cannot assure you that alternative financing would be available on reasonable terms if at all.

Our financial condition and breach of our bank covenants may affect the willingness of government agencies and government contractors to grant us contracts.

If we continue to be in breach of the financial covenants under our loan agreement, regardless of whether the lender grants a waiver or seeks to enforce any remedies under the credit agreement, government agencies and government contractors may be reluctant to engage us because of our financial condition.

Our working capital requirements are affected by expenses incurred in 2005 relating to a contract which was never awarded to us as well as additional costs resulting from our status as a public corporation.

In 2006, we incurred expenses, principally compensation expenses, of approximately $400,000 resulting from the performance of services in anticipation of a contract from a government agency which was never awarded to us. The cost of performing these services resulted in borrowings in excess of our credit facility. Further, as a result of the reverse acquisition, our ongoing expenses have increased significantly, including expenses in compensation to our present officers, compensation to our chief executive officer, who was not employed by us prior to the reverse acquisition, additional expenses relating to the anticipated hiring of a chief financial officer, ongoing public company expenses, and obligations incurred in connection with the reverse acquisition. Based on current agreements, we may also be required to make additional payments to the former CNS stockholders in an amount not exceeding $750,000, which amount is subject to adjustment, and contingent payments of up to $1,000,000 based on achieving specified target EBITDA milestones in 2006, 2007, 2008 and 2009. Our failure to generate sufficient additional revenue or reduce expenses or obtain alternative financing arrangements to enable us to cover our increased level of expenses could impair our ability to continue in business.

The factors which resulted in a loss for 2005 may continue to affect our business.

We sustained a loss of for 2005, primarily because of both a decrease in our gross margin from 50% in 2004 to 35% in 2005 and an increase in indirect costs, principally selling, general and administrative costs. The decrease in gross margin results from both labor costs for services rendered to a government agency in anticipation of a contract which was never awarded, together with an increase in the percentage of revenue from private sector clients which generate a lower gross margin than government clients. If we are not able to increase our gross margin and reduce our selling, general and administrative expenses, we will not be able to operate profitably, and if our losses continue, we may not be able to continue in business.

Because we are dependent upon four major clients, the loss of any of these clients could impair our ability to operate.

Our four largest clients, two of which are government agencies and two of which are companies in the private sector, accounted for approximately 85.7% of our revenue in 2005, 92.0% of our revenue for 2004, and 84.0% of our revenue for 2003. One of these clients, FNS Verizon, accounted for 42.6% of our revenue for 2005, 32.7% of our revenue for 2004 and 19.7% of our revenue for 2003. Further, another of these major clients, NASA, accounted for 15.9% of our revenue for 2005, 27.8% of revenue for 2004 and 25.6% of revenue for 2003. Both the revenue from NASA, and the gross margin on work performed for NASA was affected by our performance of services for NASA in anticipation of a contract which was never awarded. With respect to these services, we incurred cost of revenue for which no revenue was generated. The loss of any of these clients could materially impair our ability to continue in operations unless we develop alternative revenue sources. We cannot assure you that we will be able to develop additional revenue sources.

Because we are engaged pursuant to short-term contracts, we do not have a continuing source of revenue.

Since our engagements are on a short term basis, and any contracts with agencies of the federal government are subject to renegotiation and termination for the convenience of the government, we do not have any assurance of a continued source of revenue. Our inability or failure to obtain new contracts from our major clients and to develop a larger client base could impair are ability to operate and could result in continuing and increased losses.

Because our revenue is derived from services rendered from the defense and related industries, our operating results may suffer from conditions affecting this market.

Substantially all of our revenue is derived from clients in the defense and related industries. Our business may suffer from any budgeting, economic or other trends that have the effect of reducing the requirements for our services, including changes in federal budgeting which may reduce the budget of those agencies that either engage us directly or affect the contracts of private sector clients for whom we perform services as subcontractors under prime contracts with government agencies.

We need to hire a chief financial officer.

Our chief executive officer, Paul B. Silverman, is presently acting as our chief financial officer as well. Our failure to hire an independent chief financial officer could affect our ability to implement necessary internal controls which could affect our credibility in the market place.

Our operating results in future periods may vary from quarter to quarter, and, as a result, we may fail to meet the expectations of our investors and analysts, which may cause our stock price to fluctuate or decline.

Although our business is not seasonal, the timing of our revenue is based largely on the contracting policies and requirements of a small number of clients. As a result, our revenue and operating results have fluctuated from quarter to quarter significantly in the past. We expect that fluctuations in both revenue and net income will continue due to a variety of factors, many of which are outside of our control. Furthermore, to the extent that we perform services under a government contract in a period prior to the receipt of a contract, both our gross margin and our net income will be affect in both the quarter in which the services are performed and in the quarter in which the contract is received, and, if the contract is not received, we will write off the cost incurred. A substantial portion of our operating expenses is related to personnel costs, depreciation and rent which cannot be adjusted quickly and, therefore, cannot be easily reduced in response to lower revenue levels or changes in client requirements. Due to these factors and the other risks discussed in this annual report, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance.

Our failure to identify and engage qualified information technology professionals will adversely affect our ability to attract clients and generate revenue.

Our business is dependent upon our identifying, hiring and retaining qualified information technology professionals and, in many cases, professionals with security clearances required by our clients. Because these information technology professionals are in high demand and the demand for these professionals is increasing, we may have difficulty in attracting a sufficient number of qualified professionals to meet our staffing requirements and attract clients. Furthermore, to the extent that we have highly skilled personnel with security clearance who are not engaged on assignments for our clients would increase our cost of revenue without generating revenue, which would result in decreased gross margins and could result in continued losses.

Our failure to meet our clients’ expectations could result in decreased revenue, increased costs and negative publicity.

Our client engagements involve the creation, implementation and maintenance of solutions to meet the specific needs of our clients, which may be critical to our clients’ businesses or to specific objectives of our government clients. Defects or errors in these systems or failure to meet clients’ needs and expectations could result in:

•	delayed or lost revenues;

•	increased costs in correcting any problems or errors;

•	negative publicity regarding us and the quality of our services;

•	claims for substantial damages against us, regardless of our responsibility for such failure, which claims may exceed our insurance coverage; and

•	our inability to attract or retain clients or personnel.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

Because of both the absence of a public market for our common stock, the terms of our recent private placement and the number of outstanding warrants and the exercise price and other terms on which we may issue common stock upon exercise of the warrants, it may be difficult for us to raise additional capital if required for our present businesses and for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion price of the series A preferred stock and exercise price of the warrants held by the Barron Partners.

We may not be able to continue to grow through acquisitions.

An important part of our growth strategy is to expand our business and to acquire other businesses in the defense and homeland security fields. If we fail to make any acquisitions, our future growth may be limited. As of the date of this annual report, we do not have any agreement or understanding, either formal or informal, as to any acquisition, and we cannot assure you that we will be able to consummate any acquisitions.

If we identify a proposed acquisition, we may require substantial cash to fund the cost of the acquisition.

Any acquisitions we make may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we seek to expand our business internally, we will incur significant start-up expenses without any assurance of our ability to penetrate the market.

The issuance of securities, whether in connection with an acquisition or otherwise, may result in significant dilution to our stockholders.

If we are required to issue securities, either as payment of all or a portion of the purchase price of an acquisition or in order to obtain financing for the acquisition or for other corporate purposes, the issuance of the securities could result in dilution to our stockholders. The amount of such dilution will be dependent upon the terms on which we issue securities. The issuance of securities at a price which is less than the exercise price of warrants or the conversion price of securities could result in additional dilution if we are required to reduce the exercise price or conversion price of our outstanding options or warrants or other convertible securities.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Because we are dependent on our management, the loss of key executive officers or a key consultant and the failure to hire additional qualified key personnel could harm our business.

Our present business is largely dependent upon the continued efforts of the former CNS stockholders, Chris Dhas, Chris A. Wargo, and James G. Dramby, and our chief executive officer, Paul B. Silverman. We have three-year employment contracts with each of these individuals, although Mr. Dhas has the right to take a leave of absence or terminate his employment. Our business may be adversely affected if any one or more of these individuals or any of our key management personnel or other key employees left our employ. The employment agreements do not guarantee that they will continue with us. Furthermore, we need to hire a chief financial officer and we may need to hire additional marketing personnel. We cannot assure you that we will be successful in engaging and retaining such personnel and the failure to engage qualified personnel will have a material adverse effect upon our business.

Because we do not have any independent directors, we may be unable to generate any interest in our common stock.

In general, investors, particularly institutional investors, do not invest in companies that do not have an independent board of directors. Further, under our agreement with Barron Partners, our failure to have a board of directors with at least a majority of independent directors within 60 days from the closing has resulted in our obligation to pay liquidated damages under our agreement with Barron Partners. We are in default of these obligations.

Intense competition for both clients and information technology professionals could limit our ability to compete.

A number of major companies provide services which are similar to our services. Some of these companies have the managerial resources, qualified professionals and financial ability to dominate the market. In addition, because there is no significant barrier to entry, other companies may enter the field with little difficulty. Accordingly, we cannot assure you that we will be able to compete successfully with existing or new competitors. We compete with national, regional and local firms for access to both hiring employers and candidates. In addition to a large number of national and regional firms, which have greater financial, technical and marketing resources than we have, the competition includes numerous smaller businesses which compete aggressively in their markets. Many major defense contractors have divisions which perform services similar to ours. We cannot give any assurance that we will be able to compete successfully with these firms either for the employment of highly skilled workers with necessary security clearances or for engagements from clients.

Because we lack patent or copyright protection, we cannot assure you that others will not be able to use our proprietary information in competition with us.

We have no patent or copyright protection for our proprietary software or products, including our bomb-jamming equipment, and we rely on non-disclosure agreements with our employees. Any unauthorized use or disclosure of this information could harm our business.

We may face liability claims from our clients.

Our business may expose us to liability with respect to services rendered by our employees. Any failure of a client’s computer system which is the result of an act or omission by our employees, including the failure of an employee to comply with the client’s confidentiality restrictions or with the restrictions imposed on persons with a high level of security clearance. Our professional liability insurance may not provide adequate coverage for any claim or continue to be available on acceptable costs and terms.

Risks Related to our Common Stock and the Market for our Common Stock.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors has and in the future may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the series A restricts our ability to issue additional series of preferred stock, we may issue such shares in the future.

Because we are in default of our obligation to register common stock issuable upon conversion of our series A preferred stock and exercise of warrants held by our preferred stockholder, we may be subject to payment of liquidated damages.

Our agreement with the holder of our series A preferred stock requires us to file a registration statement covering the shares of common stock issuable upon conversion of the series A preferred stock and upon exercise of warrants to purchase 30,000,000 shares by March 11, 2006. We have not yet filed the registration statement. Unless we file a registration statement that is declared effective by July 9, 2006, we will be required to pay liquidated damages equal to 1,644 shares of series A preferred stock per day of the delay.

The issuance of shares through our stock compensation and incentive plans may dilute the value of existing stockholders.

We anticipate using stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price.

Shares may be issued pursuant to our stock plans which may affect the market price of our common stock.

We may issue stock upon the exercise of options or pursuant to stock grants covering a total of 2,015,000 shares of common stock pursuant to our 2006 long-term incentive plan, under which options to purchase 1,039,500 shares of common stock at $.12 per share, held by our two directors, Paul B. Silverman (926,100 shares) and Tom Bednarek (113,400 shares), are outstanding. The exercise of options under the plan and the sale of the underlying shares of common stock and the sale of any stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. Because none of our directors are independent directors, we do not have independent audit or compensation committees. We also are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Because of restrictions in the terms of our series A preferred stock and our cash requirements, we do not anticipate paying dividends on our common stock.

We are prohibited from paying dividends on our common stock while the series A preferred stock is outstanding. Further, because of our cash position and our working capital requirements we do not have cash available to pay dividends.

Because there is no public market for our common stock, you may have difficulty selling common stock that you own.

Although we are registered pursuant to the Securities Exchange Act of 1934, we currently have approximately 45 stockholders and there is no public market for our common stock. None of the presently outstanding shares of common stock may be sold except pursuant to an effective registration statement. We have agreed to file a registration statement to enable our stockholders to sell their shares, however, neither the filing of a registration statement nor the effectiveness of the registration statement will assure a public market for out common stock. Accordingly we cannot assure you that there will be any public market for our common stock.

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our common stock.

If a public market develops for our common stock and if our stock price is less than $5.00 per shares, our stock would be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this annual report, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Fluctuations in our operating results and announcements and developments concerning our business affect our stock price.

Historically, there has been volatility in the market price for common stock of companies such as us. Our quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the termination or expiration of existing license agreements and other developments affecting us, could cause the market price of our common stock to fluctuate substantially. Further, since a majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter, the underutilization of our technical personnel may cause significant variations in our operating results in any particular quarter and could result in losses for the quarter.

We cannot predict when or whether an active market for our common stock will develop.

In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations; the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

Although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

The registration and potential sale by our stockholders of a significant number of shares could encourage short sales by third parties.

The number of shares of common stock that is subject to registration rights includes all of the 10,833,334 shares of common stock issuable on conversion of the series A preferred stock held by Barron Partners as well as the 30,000,000 shares of common stock issuable to Barron Partners upon exercise of its warrants, together with all of the common stock which was issued or is issuable upon exercise of warrants is substantially in excess of our presently outstanding common stock. In addition, we expect to register the 1,075,000 shares of common stock issuable to the former CNS stockholders which may be subject to a put agreement with one of our security holders. The significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares could cause our stock price to decline, thus allowing short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

If stockholders whose shares are being registered sell a significant number of shares of common stock, the market price of our common stock may decline. Furthermore, the sale or potential sale the offered shares and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources.

FORWARD-LOOKING STATEMENTS

Statements in this annual report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to the terms and continuation of our bank credit agreement, our ability to obtain additional financing, demand for our services, our ability to diversify our client base and enter new markets for our services, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this current report.

BUSINESS

We provide network and software solutions and professional consulting services including engineering and technical services, software development, systems engineering and analysis, advanced systems simulation and modeling, systems integration, international circuit provisioning, internet management applications and program/project management primarily to agencies of the federal government. Approximately 40% of our employees have high level security clearances.

In 1999, we secured our initial contracts to support key NASA staff on communications, navigation and surveillance projects for the National Airspace System and later in 2001 for the Small Aircraft Transportation System project. Since 1999, we have conducted more than 40 task orders in the areas of communications, surveillance and navigation systems studies and analyses, the development of large scale modeling and simulation systems for next generation air transport facilities and for selected new technology studies related to the air transport industry. In June 2003, we received the Turning Goals into Reality Award from NASA Headquarters for our original design and development work within the Small Aircraft Transportation System for the airborne internet project.

Our largest clients include NASA and the Defense Information Systems Agency, and FNS Verizon and Qwest, which are prime contractors who subcontract our services. These four customers accounted for 85.7% of our revenue for 2005, 92.0% of revenue for 2004 and 84.0% of revenue for 2003.

Representative customers we have supported for the above clients include the Internal Revenue Service, United States Courts, United States Mint, Department of Transportation, Office of Naval Intelligence, Virginia Small Aircraft Transportation System Consortium, as well as several U.S government classified projects.

 Our current business operation consists of technical professional services and solutions.

Technical Professional Services

Our technical professional services group provides technical recruiting and staffing services to government agencies on a subcontract basis primarily through large system integrators. We believe that we can offer our clients innovative, measurable and timely services to support the clients’ staffing needs. In providing network and security and information technology engineering, we assist clients in meeting their complex technical needs arising from the rapid advance of communications and computing technologies. We believe that our success in marketing our services reflects our ability to offer an effective established human resources and security clearance operation to enable us to rapidly process candidates to meet clients’ needs. Some of our services offerings are as follows:

•	Communications, navigation and surveillance for aerospace

•	System performance measurement, performance analysis and capacity planning

•	Technical consulting in information technology and program management

•	Other services to support professional services and technical staff consulting

In offering our services, we employ a structured process designed to rapidly meet clients’ staffing needs, including identifying and pre-screening candidates, scheduling interviews, providing and responding to feedback from the client.

Solutions

The mission of our solutions group is to develop innovative wireless and information exchange solutions for mission critical command and control applications in areas of communications, surveillance, simulation and modeling, and developing network-based architectures and solutions. Our solutions group provides a wide range of support services to meet clients’ needs including participation in industry standards committees worldwide, advanced simulation and modeling, technical analysis and design, technical product development, software system design, and software development, integration and test.

We seek to differentiate ourselves from our competitors by undertaking highly technical projects that require both our information technology knowledge with our extensive federal project experience and high level security clearances. Some representative examples of our highly technical projects include the following:

•
Under contract to a government research center, we developed a new communications approach to support the small aircraft transportation system (SATS) concept, known as the “Airborne Internet.” The concept was the result of a study and demonstration testbed activities performed by our engineers. A copy of the system components was then procured for use by a government research center during the SATS Program.

•
Under contract to a government research center, we constructed a communication testbed to interact with a European group’s study and analysis of the use of the next generation internet protocol (IP), know as IP Version 6. During the study, we performed tests in the use of the new protocol for air traffic control applications. The topics study included the use of wireless services, quality of service parameters, the use of security protocols, and the transmission of voice via these data facilities using voice over IP technologies.

•
We developed the software and performed the system integration for a large-scale communications test facility, and for a web-based system. Both systems were used to conduct performance simulations of aeronautical communications. Under contract to a government research center, we developed the software and hardware integration necessary to construct a simulator known as the Virtual Aircraft and Controller Communications Evaluation Systems. This simulator was able to establish flight plans for more than 160 aircraft and the message emulation between the aircraft avionics, the pilot, and the air traffic controller. The messaging was based on the International Civil Air Organization standards for the use of controller-to-pilot data link. These standards are part of the emerging use of digital communications to accomplish controller to pilot messaging instead of using voice. The simulator was able to connect to radio components using the full suite ICAO standard layers.. The simulator is used to conduct experiments showing the performance of the new radio protocols and techniques using the message traffic loads resulting under differing aircraft flight scenarios.

•
We developed for several government agencies a web-based tool called the Future Aeronautical Subnetworks Traffic Evaluator for Communications, Navigation & Surveillance (FASTE - CNSSM) to support interagency planning for the next generation of communications, navigation and surveillance technologies to meet air transport industry needs. The system includes a database of all scheduled flights and routes in the United States, and simulates flights and communications between aircraft and with controllers. The system enables the technical aspects of today’s voice communications to be analyzed, such as communications traffic patterns, projected interference issues, traffic loading and similar issues. The system also simulates how new alternative data communications-based services will meet the traffic engineering, security criteria and capacity needs as these new data services are implemented. The work involved the development of about 1,000,000 lines of software code and the integration of modeling, database and web servers.

•	We worked with domestic and international organizations in a project aimed at shaping the communications mechanisms that will support the air traffic control system in the United States.

Growth Strategy

Our growth strategy contemplates expanding our existing business and making acquisitions in the global defense and homeland security markets. We have reviewed the global defense markets, market and technology trends and critical homeland security and national infrastructure needs. Based on management’s analysis and related discussions, the Company’s mission is to target three key market segments -- air transport, including air safety and security, biometrics, including new technology solutions and support services for biometrics applications in screening and security, and surveillance and intelligence services. However, we will also consider acquisition is other fields if we believe that the acquisitions are consistent with our long-term growth goals.

Our ability to consummate any acquisition is likely to be dependent upon our ability to finance the acquisition and issue equity for some or all of the purchase price. Because of the provisions of our agreement with the holder of our series A preferred stock, it may be difficult for us to raise capital for the acquisition. Since our present business is overleveraged, we anticipate that any financing we obtain would be based on the strength of the acquired company independent of our current business. Because there is no public market for our common stock, sellers may be reluctant to accept our stock unless they are satisfied that a reasonable market for our stock, in terms of both price and volume, is likely to develop. We cannot give any assurance that such a public market for our common stock can or will ever develop.

The Market

In recent years, the information technology consulting and services industry sector has shown stronger and steadier growth than many other technological industry sectors, as the growing trend towards outsourcing helped shield companies in this market from the down turn which affected many technology markets. The information technology consulting and services industry sector includes all providers of information technology services other than data processing -- in particular information technology consulting and information management services.

The historical global information technology consulting growth, as reported by the Federal IT Security MarketView (June 2004) shows annual growth; however, the rate of growth has varied significantly over the past few years, and slowed down significantly after 2002, from a growth rate of 14.3% from 1999 to 2000 to a growth rate of 2.5% from 2001 to 2002. Although we believe that the market is growing, the rate of growth has only marginally improved since 2003.

Marketing

Over the past five years, our marketing efforts has been built on developing relationships with key management personnel of a specific government agency or commercial vendor that provides technical services to the government. As we go forward we will continue to seek to develop relationships with government and commercial vendor personnel, however to maximize our growth potential we must increase our bidding opportunities by adding senior sales personnel to seek out proposal opportunities with new clients within the government. Sales personnel will be salaried employees and will be on a defined commission plan.

Principal Customers

Four customers accounted for 10% or more of our revenue during the years ended December 31, 2004 and 2003. The following table sets forth information as to revenue and percentage of revenue for these periods (dollars in thousands):

Year Ended December 31,
Customer
	2005	2004	2003
FNS Verizon	$2,333 (42.6%)	$2,181 (32.7%)	$1,194 (19.7%)
Qwest	930 (17.0%)	1,344 (20.2%)	1,423 (23.5%)
NASA	873 (15.9%)	1,849 (27.8%)	1,550 (25.6%)
Defense Information Systems Agency	561 (10.2%)	782 (11.3%)	923 (15.2%)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information relating to services performed for government agencies, principally NASA, in anticipation of a contract which was never awarded to us.

Recruitment

We offer a wide variety of alternative solutions to our customers’ staffing and recruiting needs. We seek to provide a one-stop shop of creative, cost-effective answers to what can be seen by the customer as daunting questions.  The focus and fundamental force behind our staffing and recruiting solutions philosophy is simply this:  we are customer-driven.   We provide, as much, or as little, support as the customer needs in as many or as few combinations as it requires.

Our consulting and outsourcing solutions provides services and solutions that help our customers plan, design, implement, and operate networks in today’s constantly changing, complex environment. Some of our staffing and recruiting solutions services include the following:

•	Outsourcing - In these rapidly changing economic times, outsourcing has become an integral management tool for redefining and re-energizing corporations.

•
Consulting - We provide expert consultants to support functions such as the application development process, technology migration, and project management. Our services relate to legacy systems, distributed systems and emerging technology.

•
Onsite - If requested by our customers, we can manage all of our customer’s IT staffing needs.  We offer to provide processes for managing multiple IT staffing vendors, independent contractors or specialty suppliers.  We can serve as an extension of our customers’ human/recruiting resources and IT organizations.

•	Staffing and Direct Hires - We offer to meet our customers’ staffing needs, including temporary or permanent staff or to assist the customer in directly hiring IT personnel.

Competition

A number of major companies provide services which are similar to our services. Some of these companies have the managerial resources, qualified professionals and financial ability to dominate the market. In addition, because there is no significant barrier to entry, other companies may enter the field with little difficulty. Accordingly, we cannot assure you that we will be able to compete successfully with existing or new competitors. We compete with national, regional and local firms for access to both hiring employers and candidates. In addition to a large number of national and regional firms, which have greater financial, technical and marketing resources than we have, the competition includes numerous smaller businesses which compete aggressively in their markets. Many major defense contractors have divisions which perform services similar to ours. We cannot give any assurance that we will be able to compete successfully with these firms either for the employment of highly skilled workers with necessary security clearances or for engagements from clients. We compete with these companies both for engagements from customers and for highly skilled information technology personnel, especially those with a high level of security clearance.

Government Regulations

The staffing industry, in which we are engaged, does not require licensing as a personnel or similar agency. However, as a provider of personnel for other corporations, we are subject to federal and state regulations concerning the employment relationship, including those relating to wages and hours and unemployment compensation.

Because we have contracts with government agencies, we are subject to the procurement regulations of the Department of Defense as well as any other agencies, such as NASA, which is one of our major clients. Government contracts are typically subject to renegotiation and to cancellation for the convenience of the government. Further, regardless of whether we perform services at the request of an agency, until and unless we receive a contract, the agency has no obligation to pay us. In the past, we have performed services with government agencies prior to the formal issuance of a contract. To date the contracts have been issued, although the delay between the performance of services and the date of the contract could be significant.

Some of our contracts with both government agencies and the private sector require us to provide employees or independent consultants who have a high level of security clearance. Since a number of our employees have security clearance, we are able to bid on and we have been successful in obtaining these contracts.

Intellectual Property Rights

We have no patent or copyright protection for our proprietary software or products, and we rely on non-disclosure agreements with our employees. Any unauthorized use or disclosure of this information could harm our business.

Personnel

We currently employ 57 administrative and technical staff employees and five technical consultants who provide consulting services to several of our clients.

Item 2. Description of Property.

We lease office space for our corporate headquarters at 12020 Sunrise Valley Drive, Suite 100, Reston, VA 20191. Terms of the lease are three months at $300 per month with renewal under the same terms.

We lease approximately 7,500 square feet of office space at 7405 Alban Station Court, Springfield, Virginia pursuant to a lease which expires in October 2007, which is used for our operations. The lease provides for an annual rental of approximately $115,000, which is subject to annual escalations. We believe that our facilities are adequate for our needs and that the additional space is readily available if we need additional space.

Item 3. Legal Proceedings.

We are not a defendant in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our stockholders during the fourth quarter of 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is no market for our common stock

As of March 31, 2006, we had approximately 45 record holders of our common stock.

We have not paid dividends on our common stock, and the terms of certificate of designation relating to the creation of the series A preferred stock prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business. We do not anticipate paying dividends on our common stock in the foreseeable future.

As of March 31, 2006, we had the following shares of common stock reserved for issuance:

•	10,833,334 shares issuable upon conversion of the series A preferred stock.

•	30,000,000 shares issuable upon exercise of the warrants issued to Barron Partners.

•	12,235,833 shares issuable upon exercise of other warrants.

•	2,015,000 shares issuable upon exercise of stock options or other equity-based incentives pursuant to our 2006 long-term incentive plan, which is subject to stockholder approval.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of April 30, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	--	--
Equity compensation plan not approved by security holders	2,480,633	$.12	877,700

The number of securities to be issued upon exercise of outstanding options and warrants includes 1,137,300 shares issuable pursuant to our 2006 long-term incentive plan, which was approved by the board of directors, subject to stockholder approval, and 1,343,333 shares issuable upon exercise of warrants issued in connection with sale of preferred stock and warrants in January 2006. The 2006 long-term incentive plan, and the options granted thereunder, are subject to stockholder approval of the plan. The plan has not yet been submitted to the stockholders for their approval.

Information relating to the sale of unregistered securities during the year ended December 31, 2005 is included in our Form 8-K, which was filed with the SEC on January 17, 2006.

On January 10, 2006, we entered into a stock redemption agreement with Capital Markets Advisory Group, LLC, which was then our principal stockholder, pursuant to which we purchased 928,000 shares of common stock from Capital Markets for $200,000, using the proceeds from the sale of series A preferred stock. The purchase was made contemporaneously with the acquisition of CNS.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with Financial Statements that are included elsewhere in this annual report on Form 10-KSB.

Overview

We provide network and software solutions and professional consulting services including engineering and technical services, software development, systems engineering and analysis, advanced systems simulation and development, systems integration, international circuit provisioning, internet management applications and program/project management primarily to agencies of the federal government.

Our clients are principally government agencies, with the largest two being NASA and the Defense Information Systems Agency, and FNS Verizon and Qwest, which are prime contractors who subcontract our services. These four customers accounted for 85.7% of our revenue for 2005 and 92.0% of revenue for 2004. For the reasons discussed in the following paragraph, the cost of revenue for these four clients accounted for approximately 93.0% of our cost of revenue for 2005.

We perform services for our government agency clients pursuant to contracts which typically either run until the end of the government’s fiscal year or which are only funded through the end of the fiscal year. During 2005, we performed services for a government agency in anticipation of a contract which was never awarded. Although the contract was not awarded, the cost of the services is included in cost of revenue, thus reducing our gross margin during 2005.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that are complex and those that require significant judgments and estimates in the preparation of our financial statements, including the following: recognition of revenues and cost of revenue, and accounting for income taxes. We rely on historical experience and on other assumptions we believe to be reasonable under the circumstances in making our judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in the assumptions, estimates and judgments in the preparation of these financial statements from the assumptions, estimates and judgments used in the preparation of our 2005 audited financial statements.

Revenue Recognition

We generate revenue from professional services rendered to customers. Historically, approximately 77% of our revenue has been generated under time-and-material contracts whereby costs are generally incurred in proportion with contracted billing schedules and revenue is recognized as services are performed, with the corresponding cost of providing those services reflected as direct costs. The majority of the customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

We also generate revenue from fixed-price and fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term. Revenue generated from certain other fixed-price contracts is recognized using the percentage of completion method as the ratio of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. We continually review labor hours incurred and estimated total labor hours, which may result in revisions to the estimated amount of recognized revenue for the contract. Changes in estimates are accounted for in the period of change.

If we do not accurately estimate the resources required or the scope of work to be performed for a contract or if we do not manage the project properly within the planned time period, then a loss may be recognized on the contract. Losses are recorded in the period when they become known.

We report gross reimbursable “out-of-pocket” expenses incurred as both revenue and direct costs in the statements of operations.

Unbilled services represent services provided pursuant to a contract which are billed subsequent to the period end. All such amounts are anticipated to be realized in the following period.

Computer Software Development Costs

We capitalize direct costs incurred with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to internal-use software development projects. The cost of internal-use software and the capitalized implementation-related costs are included in computer software development costs. Such capitalized costs will be amortized on a straight-line basis over the software’s estimated useful life of three years, upon completion of the particular project.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of December 31, 2005, no allowance is required.

Results of Operations

Introduction

Gross Margin. We generate revenue from professional services rendered to our clients, primarily for customer who are billed on an hourly or daily basis whereby actual time is charged directly to the customer. This method generally results in reasonably consistent profit margins over the contract term, except where we are performing services for a government agency in anticipation of a contract. Until we receive a contract, we are incurring cost of revenue but are not recognizing revenue, with a resultant decline in gross margin. If and when the contract is issued, all the services rendered prior to the contract become billable. We believe that the reduced margin is a temporary state, and over a longer period the revenues and cost of revenue will match more closely.

If we do not accurately estimate the resources required or the scope of work to be performed for a fixed price contract or if we do not manage the project properly within the planned time period, then we may recognize a loss on the contract. Losses are recorded in the period when they become known.

Since our revenue is derived principally from the services of our professionals, the utilization of our technical professional staff has a direct effect upon our operating results. Although we generally employ our professional staff, we use independent consultants where there is a requirement for specific skills or at the request of the client. In addition, a majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, the underutilization of our technical personnel may cause significant variations in our operating results in any particular quarter and could result in losses for the quarter. Factors which could cause such underutilization include any reduction in size or scope of a contract, delay in commencement, interruption or termination of one or more major projects; the completion of one or more significant projects during a quarter; the miscalculation of resources required to complete a project; the timing and extent of training, vacations and holidays; and changes in the economic climate for one or more industries, including the defense industry, that represents a significant portion of our revenue.

Gross Profit. Our principal direct costs are our personnel-related expenses, including salaries and taxes as well as our subcontractor-related expenses and training. Our cost of revenue is affected by the compensation we pay to our professional staff and the benefits we pay our employees. Our gross profit is affected by the extent that we can use employees, rather than subcontractors, on an engagement. Although we do not provide benefits for our subcontractors, our cost of labor as a percentage of revenue, is significantly greater for subcontractors than for employees. However, the subcontractors are only engaged, and therefore only paid, when their services are allocated to a contract, whereas we continue to pay our employees even if they are not serving on an engagement. Because of the increasing demand for information technology specialists, the compensation which we pay our personnel has been increasing, and we expect this trend to continue. Further, as noted under “revenue,” the personnel and related costs of services rendered to a government agency prior to receipt of a contract are included in cost of revenue although no revenue is recognized until the contract is issued. Our other direct costs which include all fringes and overhead expenses including a portion of the rent, travel and all salaries other than those included as direct costs and our administrative employees which are included in selling, general and administrative expenses. These costs have increased in the past twelve months due to the nature of the contracts and increases in personnel. In an attempt to reduce our benefit costs, we have a partial self-insurance program for our health case.

Selling, General and Administrative Expenses. Our principal selling, general and administrative expenses include rent, recruitment, professional fees, training, business development and administrative compensation.

Other Expenses. These expenses are out-of-pocket expenses which we incur in connection with a government project but which, under the applicable procurement regulations, cannot be charged to the client.

Interest Expenses. Interest expense relates to the expenses incurred on our outstanding debt. We have netted any interest earned on our marketable securities in this figure. Our interest income was not material.

We regularly review our fee structure, compensation and overhead costs in an effort to remain competitive within our industry as to both the fees we charge our clients and the compensation we provide our employees. As part of our project management, we review the progress of projects with our clients’ technical personnel and senior management on a regular basis. Most of our projects can be terminated by the clients on short notice without penalty, and our contracts with government agencies may be terminated at any time for the convenience of the government.

Stock-Based Compensation

To the extent that we can do so, we will treat the grant of stock options under our plan and account for such option gin accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations and we will provide the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and we have adopted the enhanced disclosure provisions of SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.”

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123R will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Pursuant to Statement 123R, we adopted Statement 123R effective January 1, 2006.

Income Taxes

Effective January 1, 2004, CNS was an S Corporation. As an S Corporation, CSN generally not subject to corporate income taxes and the income, deductions, credits and other tax attributes generated by us flowed to its stockholders. However, we are subject to corporate income taxes for built-in gains for a period of 10 years from the effective date of the S Corporation election. The CNS Agreement provides that any taxes which are payable as a result of the merger of Acquisition Company and CNS and CNS’ resulting loss of its S Corporation status shall be paid by the former CNS stockholders at the closing, to the extent that such amount can be estimated at closing. To the extent that the actual taxes are different from the amount estimated at Closing, an appropriate adjustment shall be made within ten days after a final determination has been made by CNS and us.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively.

We expect that the adoption of the foregoing new statements will not have a significant impact on our financial statements.

The following table sets forth our statements of operations for the years ended December 31, 2005 and 2004, in dollars (dollars in thousands) and as a percentage of revenue:

	Year Ended December 31,
	2005		2004
Revenue	$6,071	100%	$6,660	100%
Direct Costs
Direct labor	3,072	51%	2,419	36%
Other direct costs	1,710	28%	1,320	20%
Gross profit	1,289	21%	2,921	44%
Selling, general and administrative costs	3,086	51%	2,366	36%
Other expenses	12	1%	19	1%
Total operating expenses	3,098	51%	2,385	36%
Income (loss) before other income (expense)
and provision for (benefit of) income taxes	(1,809)	-30%	537	8%
Interest expense (net)	(91)	-7%	(55)	-1%
Income (loss) before (benefit of) income taxes	(1,900)	-31%	482	7%
(Benefit of) income taxes	(100)	1%	(27)	-1%
Net (loss) income	(1,800)	-30%	509	7%

Years Ended December 31, 2005 and 2004

Revenue for the year ended December 31, 2005 was approximately $6.1 million, a decrease of approximately $600,000, or 9% from revenue of $6.7 million for 2004. This decrease is primarily the result of added time and material contracts in the private sector as well as increases in both time and material and fixed price contracts in the government sector. We expanded our services to both public and private sector customers to include higher level technical services and application development.

Direct costs for 2005 were approximately $4.8 million, compared to approximately $3.7 million for 2004, an increase of 29.7%. The increase in direct costs reflects expenses of approximately $400,000, principally compensation expenses, incurred in anticipation of a contract with NASA which was never awarded to us. This increase in cost and decrease in gross margin was offset by (i) an the increase in services under private sector contracts which generally produce higher margins, and (ii) the hiring of additional salaried employees as opposed to the use of subcontractors. As a result, our gross margin declined to 21% for 2005 from 45% for 2004.

Selling, general and administrative costs include administrative personnel as well as rent, training, office and professional fees. These costs were approximately $3.0 million in 2005, compared to approximately $2.3 million for 2004, representing an increase of approximately 30.0%. This increase is attributable to an increase in the administrative personnel due to the increase in contracts, particularly an increase in our cost of benefits.

Interest costs were approximately $91,000 in for 2005, compared to $27,000 in 2004 representing an increase of approximately 64%. This increase is attributable to increases in interest expense due to increases in borrowings.

We recognized an income tax benefit of $100,000 for the 2005 and $27,000 for 2004, reflecting the adjustments in its accrual for built-in gains. These amounts are pro forma since the Company was an S Corporation during these periods.

Liquidity and Capital Resources

At December 31, 2005, we had no cash, a bank overdraft of approximately $88,000 and a $1.5 million working capital deficiency, and our borrowings from our bank exceeded our borrowing formula by $340,000. During 2005, we used approximately $1.8 million for our operations and $466,000 from investing activities, principally for software acquisition costs and the purchase of equipment.

We have a $1.25 million line of credit and a $250,000 term loan with a bank. The line of credit expires on May 31, 2006 and the term loan matures in July 2007. Our line of credit agreement requires CNS to maintain a current ratio of at least 1.25 to 1, a debt to equity ratio of not more than 3.0 to 1, and tangible net worth of at least $550,000. In addition, our borrowing base formula limits our borrowing to 90% of eligible accounts receivable. At both December 31, 2005 and March 31, 2006, CNS was in violation of all of these financial covenants and our borrowings exceeded our borrowing base formula. In order to provide additional collateral because of the excess borrowings, in April 2006, two of the former stockholders of CNS provided personal assets as additional collateral to the bank. Although the bank has granted us a waiver of these defaults at December 31, 2005 and March 31, 2006, we cannot give any assurance that the bank will grant us further waivers in the future or that it will extend the credit agreement beyond May 31, 2006. We anticipate that until and unless we raise additional funds and use the funds in CNS’ business, we will not be able to be in compliance with the bank covenants at least through the end of 2006. If the bank does not extend the credit agreement beyond May 31, 2006 and continue to provide us with financing in excess of the borrowing base formula and we are not able to enter into an agreement with an alternative lender or obtain capital from other sources, it may be necessary for us to seek protection under the Bankruptcy Code.

Between the time that we performed the services for the government agencies and the time a contract is issued and payment is made, we may have difficulty in financing our operations. We require additional working capital and we intend to seek an increase in our credit facilities, either from our present lender or other lending sources. However, we do not believe that we will be able to increase our credit line until we can show positive operating results.

During 2005, we performed design and technical services for NASA in anticipation of a contract which was never awarded to us. As a result, we incurred expenses of approximately $400,000, which are mostly compensation to our employees who worked on the project. Our working capital, along with our gross profit and gross margin, were affected by our failure to receive the award.

As a result of the reverse acquisition, our ongoing expenses have increased. In connection with the reverse acquisition, we entered into employment agreements with our three executive officers which provide for an annual salary for each of them of $265,000 plus a one-time bonus of $20,000 payable by January 15, 2007. The salary for each of these officers for 2005 was $195,000. In addition, we have an employment agreement with our chief executive officer pursuant to which he will receive compensation at the annual rate of $240,000 for 2006, $260,000 for 2007 and $280,000 for 2008. However, Mr. Silverman has agreed to defer $60,000 of his 2006 salary until January 31, 2007. We also anticipate that we will hire a chief financial officer and we will incur significant additional expenses in being a public corporation. In addition, in connection with the acquisition of CNS, we agreed to guaranty the obligations of an affiliate of Mr. Silverman to pay $175,000, plus interest at 5% per annum, to a lender of the affiliate on December 31, 2006. The affiliate’s obligations will be reflected as a liability on our balance sheet. Furthermore, pursuant to the current agreement relating to the acquisition of CNS, we will be required to make payments of not to exceed $750,000, subject to adjustment as provided in the agreement, to the former CNS stockholders during 2006 and the first four months of 2007.

We will need to generate significant additional business in order to support this increased level of expenses, and we cannot give any assurance that we will be able to do so. If we are unable to generate increased revenue, it will be necessary for us to significantly reduce our expenses in order to continue in business. We cannot assure you that we will be able to generate sufficient additional revenue to cover our increased level of expenses, or that we will be able to obtain the financing necessary to support our business. Our failure to generate such revenue, reduce our expenses or obtain necessary financing could impair our ability to continue in business.

Item 7. Financial Statements.

The financial statements begin on Page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no reportable events or disagreements with our independent accounting during or subsequent to the year ended December 31, 2005.

Item 8A. Controls and Procedures.

As of the end of the period covered by this report, our chief executive officer and chief financial officer, who are the same person, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting him to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Our principal executive officer and principal financial officer has concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter ended December 31, 2005.

Item 8B. Other Information.

Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Paul B. Silverman.	61	President, chief executive officer, acting chief financial officer and director
Tom Bednarek	54	Secretary and director

Paul B. Silverman has been our president, chief executive officer, acting chief financial officer and a director since January 10, 2006. Since January 2004, Mr. Silverman has been chairman and chief executive officer of Global Defense Corporation, a development stage corporation which he co-founded to make acquisitions in defense-related businesses. From January to December 2003, Mr. Silverman was a consultant to MobilePro Corporation, a wireless broadband company, and he currently serves as chairman of MobilePro's management advisory board. From 2002 until November 2005, he was managing partner of Gemini Group LLC (formerly known as EC Partners LLC), a business advisory services firm. From 2001 to 2002, he was president and chief operating officer of Attotek Medical Imaging Corp., a developer of diagnostic imaging software systems. Since 2001, Mr. Silverman has served as an Adjunct Professor in the Kogod School of Business at American University and in the School of Management at George Mason University where he has taught Entrepreneurship and Advanced Business Strategy and Modeling courses.

Tom Bednarek has been secretary and a director since January 10, 2006. For more than the past five years, Mr. Bednarek has been actively involved in the development and production of global media and information industry projects. Since February 2003, he was an independent consultant in this field, and from January 2000 to February 2003, he was principal of Bigwig MusiFilm, an independent media production and development company. From February 2003 until January 2006, he was also a consultant to Global Defense.

Key Employees

Our business is conducted through our wholly-owned subsidiary, CNS. Mr. Paul B. Silverman also serves as chief executive officer of CNS. The following individuals, who were CNS’ executive officers, directors and sole stockholders prior to the reverse acquisition, are critical to its operations.

Name	Age	Position
Chris Wargo	57	President of CNS
James Dramby	60	Chief operating officer of CNS
Chris Dhas	65	Chief technology officer of CNS

Messrs. Wargo, Dramby and Dhas have been senior executive officers and sole stockholders of CNS for more than the past five years. Prior to the reverse merger, Mr. Dhas was chief executive officer, Mr. Wargo was president and Mr. Dramby was chief operating officer.

Committees

Our board of directors has no separate committees and it acts as the audit committee at this time. We have no qualified financial expert at this time. We intend to search for a qualified individuals to serve as independent directors and members of an audit and compensation committee.

Advisory Board

We have an advisory board, which is presently comprised of four persons, to provide advice and assistance to management with respect to medium to long term business opportunities and strategy. Each member received, as compensation for one-year’s service, a non-qualified stock option to purchase 15,000 shares of common stock at $0.12, the current fair market value.

The current members of the Advisory Board are:

Dr. Claudio Filippone
Capt. Chuck Nash, USNAir (Ret.)
Major Gen. Paul Vallely, US Army (Ret.)
Ms. Barbara Winston.

Dr. Filippone is the director of the Advanced Energy Concepts Center, Aerospace Engineering Department, University of Maryland. Dr. Filippone is leading a team of US and international scientists on a “spent nuclear fuel energy extraction” project, known as the Clean And Environmentally Safe Advanced Reactor. From 1999 to 2000 he redesigned the EMI noise suppression system on a telerobotics project for NASA’s Space Systems Lab.

Capt. Nash is the senior military-technology analyst for FOX News Channel. Based in Washington, DC, he retired from the US Navy after 25 years of service as a Naval Aviator in 1998 and entered Santa Barbara Applied Research Inc., as vice president of its emerging technologies division. In 2001, he founded Emerging Technologies International, a company specializing in assessing advanced technologies and in concert with the military was able to affect a significant implementation of those technologies within advanced weapons, products, and systems utilized by our nation’s war fighters. He holds degrees from Parks College of Aeronautical Technology, a B.S. in Aeronautics from Saint Louis University as well as The National War College.

Gen. Vallely is the senior military analyst for FOX News Channel. Gen. Vallely is a member of the board of directors for American Military Housing Services, and represents several information technology firms in the Washington D.C. area. Gen. Vallely retired in 1991 from the US Army as Deputy Commanding General, US Army, and Pacific in Honolulu, Hawaii. Gen. Vallely graduated from the US Military Academy at West Point in 1961 and served a distinguishing career in the Army. He is a graduate of the Infantry School, Ranger and Airborne Schools, Command and General Staff School, The Industrial College of the Armed Forces and the Army War College.

Ms. Winston is a member of the Cato Heritage Foundation and the Hudson Institute for Policy. Ms. Winston is also a member of the Board of Regents of the Center for Secure Policy based in Washington, DC.  Ms. Winston co-chairs numerous national central committees and serves as an adviser to the Woman’s Republican Club in New York.

Item 10. Executive Compensation.

Summary Compensation Table

Prior to the reverse merger, we (then known as Lounsberry Holdings I, Inc.) did not pay any compensation to any executive officers. Set forth below is information for CNS’ chief executive officer and each of its other officers whose compensation exceeded $100,000 for 2004.

Name and Position	Year	Salary	Other Compensation
Chris Dhas, chief executive officer	2005	$195,000	$9,600
Chris Wargo, president	2005	195,000	9,600
James Dramby, chief operating officer	2005	195,000	9,192

No bonuses were paid to any of the officers and no stock or other equity compensation was provided to any of the officers. Other compensation represents an automobile allowance.

Employment Agreements

In January 2006, we entered into an employment agreement with Paul B. Silverman pursuant to which we agreed to employ Mr. Silverman as our chief executive officer through 2006, and continuing on a year-to-year basis unless terminated by either party on 90 days’ written notice prior to the expiration of the initial term or any one year extension. During the term of this agreement, we agreed to include Mr. Silverman as one of our nominees for election as a director. Mr. Silverman’s salary is $240,000 for 2006, $260,000 for 2007 and $280,000 for 2008 and a $500 per month automobile allowance. However, for 2006, Mr. Silverman will receive salary at the annual rate of $180,000, deferring the $60,000 balance until January 31, 2007. The agreement also provides that Mr. Silverman will receive a bonus for each year, not to exceed Executive’s Salary for the year, the amount of the bonus to be determined by a compensation committee of the Board comprised solely of independent directors, based on such revenue, EBITDA, earnings or other performance criteria as such committee may determine, the amount and payment of which shall also be subject to cash flow availability. If we terminate the employment agreement other than as a result of his death, disability or cause or if Mr. Silverman terminates the agreement with good cause, as defined, we are required to pay the Mr. Silverman for the balance of the term and during this period, to keep Mr. Silverman on our insurance plans. Pursuant to the employment agreement, we granted Mr. Silverman stock options to purchase 926,100 shares of common stock at $.12 per share, being the fair market value of the common stock on the date of grant.

In connection with the acquisition of CNS, CNS entered into employment agreements with Chris Dhas, Chris Wargo and James Dramby. Each of these agreements provides for an annual compensation at the annual rate of $265,000 plus a $20,000 bonus payable by January 15, 2007. Pursuant to these agreements, Chris Wargo will be president of CNS, Jim Dramby will be chief operating officer of CNS and Chris Dhas will be chief technical officer of CNS. The agreements also provide for a $400 per month automobile allowance. The employment agreements also provide that, after a public market develops for the Company’s common stock, the Company shall grant each of the CNS Stockholders a stock option to purchase 50,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. If CNS terminates the employment agreement other than as a result of death, disability or cause or if the executive terminates the agreement with good cause, as defined, CNS is required to pay the executive for the balance of the term. The employment agreement with Mr. Dhas gives him the right to take a leave or absence or to terminate the agreement prior to the expiration of the stated term.

2006 Long-Term Incentive Plan

In January 2006, we adopted, subject to stockholder approval, the 2006 long-term incentive plan covering 2,015,000 shares of common stock. The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The 2006 Plan is to be administered by a committee of not less than two directors each of which is to be an independent director. In the absence of a committee, the plan is administered by the board of directors. Independent directors are not eligible for discretionary options. However, each newly elected independent director receives at the time of his election, a five-year option to purchase 30,000 shares of common stock at the market price on the date of his or her election. In addition, the plan provides for the annual grant of an option to purchase 5,000 shares of common stock on April 1st of each year, commencing April 1, 2007. Pursuant to this plan, we granted incentive stock options to Paul B. Silverman to purchase 926,100 shares of common stock and Tom Bednarek to purchase 151,200 shares of Common Stock, such options to have a term of five years and an exercise price of $.12 per share. We also granted options to purchase 15,000 shares of common stock to each of the four members of our advisory board. All of the options are subject to stockholder approval of the 2006 Plan. At December 31, 2005, there were no outstanding options.

Options intended to be incentive stock options must be granted at an exercise price per share which is not less than the fair market value of the common stock on the date of grant and may have a term which is not longer than ten years. If the option holder holds 10% of our common stock, the exercise price must be at least 110% of the fair market value on the date of grant and the term of the option cannot exceed five years.

Option holders do not recognize taxable income upon the grant of such either incentive or non-qualified stock options. When employees exercise incentive stock options, they will not recognize taxable income upon exercise of the option, although the difference between the exercise price and the fair market value of the common stock on the date of exercise is included in income for purposes of computing their alternative minimum tax liability, if any. If certain holding period requirements are met, their gain or loss on a subsequent sale of the stock will be taxed at capital gain rates. Generally, long-term capital gains rates will apply to their full gain at the time of the sale of the stock, provided that they do not dispose of the stock made within two years from the date of grant of the option or within one year after your acquisition of such stock, and the option is exercised while they are employed by us or within three months of the termination of their employment or one year in the event of death or disability, as defined in the Internal Revenue Code.

In general, upon the exercise a non-qualified option, the option holders will recognize ordinary income in an amount equal to the difference between the exercise price of the option and the fair market value of the shares on the date they exercise the option. Subject to certain limitations, we may deduct that amount an expense for federal income tax purposes. In general, when the holders of shares issued on exercise of a nonqualified stock option sell their shares, any profit or loss is short-term or long-term capital gain or loss, depending upon the holding period for the shares and their basis in the shares will be the fair market value on the date of exercise.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information at to shares of common stock beneficially owned as of April 30, 2006 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Chris Dhas 7405 Alban Station Court Springfield, VA 22150-2318	537,500	31.5%
Chris Wargo 7405 Alban Station Court Springfield, VA 22150	268,750	15.7%
James Dramby 7405 Alban Station Court Springfield, VA 22150	268,750	15.7%
Paul B. Silverman 12020 Sunrise Valley Drive, Suite 100 Reston, Virginia 20191	267,750	15.7%
Tom Bednarek 12020 Sunrise Valley Drive, Suite 100 Reston, Virginia 20191	91,800	5.4%
All officers and directors as a group (two individuals)	359,550	21.1%

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of April 30, 2006.

The stockholders named in the table each hold the warrants to purchase the number of shares of common stock set forth below. These warrants become exercisable July 1, 2006.

Name	Shares Issuable upon Warrant Exercise
Chris Dhas	5,000,000
Chris Wargo	2,500,000
James Dramby	2,500,000
Paul B. Silverman	634,750
Tom Bednarek	214,200
All officers and directors as a group (two individuals)	848,950

Mr. Silverman has pledged 260,100 shares of common stock and warrants to purchase 606,900 as security for the obligations of an affiliate of Mr. Silverman in the amount of $175,000. We have also guaranteed that obligation.

Although Barron Partners owns shares of series A preferred stock and warrants which, if fully converted exercised, would result in ownership of more than 5% of our outstanding common stock, the series A preferred stock may not be converted and the warrants may not be exercised if such conversion or exercise would result in Barron owning more than 4.9% of our outstanding common stock. This limitation may not be waived.

Item 12. Certain Relationships and Related Transactions.

In anticipation of the acquisition of CNS, Paul Silverman, our chief executive officer and director, and Tom Bednarek, our secretary and director, and one non-affiliated person formed CNS Acquisition Corp. to acquire CNS. Mr. Silverman owned 82% of the CNS Acquisition Corp. for which he paid $2,050, and Mr. Bednarek owned 20% of the stock, for which he paid $500. Pursuant to an agreement between us and the stockholders of CNS Acquisition Corp., we issued the following securities in exchange for all of the capital stock of CNS Acquisition Corp.:

Name	Shares	Shares Issuable upon Warrant Exercise
Paul B. Silverman	267,750	624,750
Tom Bednarek	91,800	214,200
One other stockholder	22,950	53,550

The warrants have an exercise of $.12 per share and are exercisable during the period commencing July 1, 2006 through December 31, 2010. The shares and warrants issued pursuant to the agreement are subject to an 18 month lock-up, and we granted the stockholders demand and piggyback registration rights subsequent to December 31, 2006.

On January 10, 2006, we purchased 928,000 shares of common stock from Capital Markets for $200,000. The purchase price was funded from the sale of the series A preferred stock and warrants to Barron Partners. At the time of the purchase, Capital Markets owned approximately 97.3% of our outstanding common stock..

Pursuant to an agreement among us, CNS, CNS Acquisition Corp. and the former stockholders of CNS, CNS Acquisition Corp. was merged with and into CNS with the result that CNS became our wholly-owned subsidiary and the former CNS stockholders received:

•
Cash payments totaling up to $1,000,000, of which approximately $250,000 was paid at the closing to or in accordance with instructions from the CNS stockholders, and the balance of up to approximately $750,000, is payable, subject to adjustment, as follows. To the extent that CNS received payments from certain government agencies for services which were rendered but are not yet billable, up to a maximum of approximately $440,000, the Company will pay the CNS Stockholders from the proceeds of such collections. The government agency never awarded us the contract and we never received the payment or recognized the revenue. The balance is to be payable in twelve equal monthly installments commencing May 15, 2006 through and including April 15, 2007.

•	1,075,000 shares of Common Stock.

•	Warrants to purchase 10,000,000 shares of Common Stock at an exercise price of $.20 per share. These warrants are exercisable commencing July 1, 2006 through December 31, 2010.

The agreement also provides for contingent payments of up to a maximum of $1,000,000 equal to 35% of the amount by which the Company’s EBITDA for any year, commencing in 2006 through 2010, exceeds $900,000. Once CNS has paid total contingency payments of $1,000,000 pursuant to this provision, there is no further contingent payment due.

Prior to the transaction, the former CNS stockholders had guaranteed CNS’ obligations to its secured lender. This guarantee is continuing. We have guaranteed CNS’s obligations to pay the deferred and contingent payments under the CNS agreement and payment of any amount paid by the CNS Stockholders under their guarantee.

The Company agreed to register the shares of common stock issued pursuant to the CNS agreement and the warrants issued pursuant to that agreement, and the CNS stockholders agreed to an 18 month lock-up on the shares of common stock issued pursuant to the CNS Agreement and upon exercise of the warrants. The lock-up does not apply to shares transferred to Liberty Company Fund upon exercise of the put granted by Liberty Company Fund.

We sold to Barron Partners, for $1,300,000, (i) 5,416,667 shares of series A preferred stock and warrants (the “Barron Warrants”) to purchase 10,000,000 shares of common stock at an exercise price of $.20 per share, 10,000,000 shares of common stock at an exercise price of $.25 per share and 10,000,000 shares of common stock at an exercise price of $.30 per share. The series A preferred stock is convertible into an aggregate of 10,833,334 shares of common stock. The Barron Warrants have a term of five years.

We agreed that, within 60 days from January 12, 2006, we will have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of independent directors and the compensation committee would have a majority of independent directors. Our failure of the Company to meet these requirements would results in the imposition of liquidated damages which are payable in cash or additional shares of series A preferred stock. Until such time as the Company has met this requirement, the shares of common stock owned by Paul B. Silverman will be held in escrow. As of the date of this annual report, we have not met this requirement. The agreement provides for liquidated damages equal at the rate of $427.397 per day until the breach is cured. These liquidated damages may be paid in cash or stock, at Barron Partners shall elect.

We agreed that we would file a registration statement covering the shares of common stock issuable upon conversion of the series A preferred stock and exercise of the Barron Warrants within 60 days after the closing and the registration statement would be declared effective not later than 120 days after the date filing is required. We have not yet filed the registration statement, and liquidated damages are accruing at the rate of 1,644 shares of series A preferred stock per day until the registration statement is filed or declared effective, as the case may be. No liquidated damages would be payable if, notwithstanding a late filing of the registration statement, the registration statement is declared effective on the required date.

The Certificate of Designation and the Barron Warrants provide that the series A preferred stock cannot be converted and Barron Warrants cannot be exercised if such conversion or exercise would result in the holder and its affiliates of more than 4.9% of the then outstanding number of shares of common stock on such date. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13d-3. This limitation may not be modified or waived.

We agreed to submit to our stockholders for their approval, an amendment to our certificate of incorporation to provide that the terms and conditions of any rights, options and warrants approved by the board of directors may provide that any or all of such terms and conditions may be waived or amended only with the consent of the holders of a designated percentage of a designated class or classes of capital stock of the Company (or a designated group or groups of holders within such class or classes, including but not limited to disinterested holders), and the applicable terms and conditions of any such rights, options or warrants so conditioned may not be waived or amended absent such consent

In the event that our fully-diluted EBITDA, as defined, per share of common stock for 2006, is less than $0.039 per share, the conversion price of the series A preferred stock and the exercise price of the Barron Warrants shall be reduced proportionately by up to 20%, in the case of the series A preferred stock, and up to 30% in the case of the Barron Warrants. The following table sets forth the adjusted conversion price and the conversion ratio of the Series A Preferred Stock if EBITDA per share for 2006 is less than $.039 per share and the number of shares of common stock issuable if all of the shares of series A preferred stock are outstanding on the date of the adjustment in the conversion rate. The conversion ratio is the number of shares of common stock issuable upon conversion of each share of series A preferred stock. The initial conversion price is $.12 and the initial conversion rate is 2.

Fully-Diluted EBITDA per Share	Conversion Price	Conversion Ratio	No. of Share of common stock
$.0351	$.108	2.22	12,037,038
$.0312 or less	$.096	2.50	13,541,668

The following table shows the reduction in the exercise price of the warrants in the event that our EBITDA per share is less than $.039.

Fully Diluted EBITDA per Share	$.20 Warrants	$.25 Warrants	$.30 Warrants
$.0351	$.18	$.225	$.27
$.0312	$.16	$.200	$.24
$.0273 or less	$.14	$.175	$.21

With certain exceptions, if we issue common stock at a price, or warrants or other convertible securities with an exercise or conversion price which is less than the exercise price of the warrants, the conversion price of the series A preferred stock and the exercise price of the Barron Warrants will be reduced to the sales price, exercise price or conversion price, as the case may be, of such other securities.

We also reimbursed Barron Partners for its due diligence and other expenses in the amount of $50,000.

Pursuant to an agreement dated January 10, 2006 between the Company and Capital Markets, the Company’s principal stockholder, the Company purchased 928,000 shares of common stock , constituting 90.2% of the then outstanding shares of the Company’s common stock, from Capital Markets for $200,000. The purchase price was paid from the proceeds of the sale of series A preferred stock to Barron Partners. In connection with that agreement, the Company agreed to include all of the then-outstanding shares of common stock in the first registration statement that the Company files after the closing.

In December 2004, an affiliated company, Global Defense Corporation, borrowed $300,000 from Cornell Capital Partners, for which it issued its debenture in the principal amount of $300,000. Global Defense was co-founded by Paul B. Silverman for the purpose of making acquisitions in the defense industry. Mr. Silverman is the chief executive officer, a director and a principal stockholder of Global Defense. Global Defense did not make any acquisitions and is not presently engaged in any significant business activities. At the closing of the acquisition of CNS, we paid Cornell Capital Partners $125,000 and issued 150,000 shares of common stock to Cornell Capital Partners. Global Defense has an obligation to pay Cornell Capital Partners $175,000 by December 31, 2006, and we guaranteed this obligation. Our guarantee obligations will be reflected as a liability on our balance sheet.

In 2004, we advanced $19,563 to a company owned by Chris Dhas, Chris A. Wargo and James G. Dramby, the three former stockholders of CNS. In 2005, we advanced an additional $380,300, bringing the total advances to $399,863. These advances were made with no particular terms of repayment and no stated interest rate. The advance was repaid in full, but without interest, in January 2006.

At both December 31, 2005 and March 31, 2006, CNS was in violation of the financial covenants under its credit line and its borrowings exceeded the borrowing base formula. CNS’ bank requested additional collateral in the amount of $250,000. This additional collateral was added to support the outstanding line of credit to CNS, and is in the form of an indemnity deed of trust for James Dramby’s residence along with pledges not to further encumber primary residences for Chris Dhas and Chris Wargo. The indemnity deed of trust is an instrument that precludes Mr. Dramby from refinancing or further encumbering his residence.

Item 13. Exhibits.

2.1
Agreement and plan of reorganization dated as of January 10, 2006, among the Registrant, CNS Acquisition Corp., Computer Networks & Software, Inc. (“CNS”), and Chris Dhas, Chris A. Wargo, and James G. Dramby[1]

3.1	Certificate of incorporation[2]
3.2	By-laws[2]
3.3	Certificate of Designation for the Series A Convertible Preferred Stock[1]
4.1	Loan agreement dated June 27, 2003 between United Bank and CNS[3]
4.2	Form of warrant issued to Barron Partners LP1
4.3	Form of Series A common stock purchase warrant[1]
4.4	Form of Series B common stock purchase warrant[1]
10.1	Preferred stock purchase agreement dated January 10, 2006, between the Registrant and Barron Partners, LP1
10.2	Registration rights agreement dated January 10, 2006, between the Registrant and Barron Partners LP1
10.3	Exchange Agreement dated January 10, 2006, among the Registrant and the former stockholders of CNS Acquisition Corp. [1]
10.4	Registration rights provisions pursuant to the stock exchange agreement[1]
10.5	Registration rights provisions pursuant to the agreement and plan of reorganization[1]
10.6	Employment agreement dated January 11, 2006, between the Registrant and Paul B. Silverman[1]
10.7	Employment agreement dated January 11, 2006, between CNS and Chris Dhas[1]
10.8	Employment agreement dated January 11, 2006, between CNS and Chris Wargo[1]
10.9	Employment agreement dated January 11, 2006, between CNS and James Dramby[1]
10.10	2006 Long-term incentive plan[3]
10.11	Guaranty by the Registrant of obligations of Global Defense Corporation[1]
14.1	Code of business conduct and ethics[3]
21.1	List of Subsidiaries[3]
31.1	Certification of chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[3]
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]
 ____________________
[1]	Filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 17, 2006, and incorporated herein by reference.

[2]	Filed as an exhibit to the Company’s registration statement on Form 10-SB, which was filed with the Commission on June 23, 2005 and incorporated herein by reference.

[3]	Filed herewith.

Item 14. Principal Accountant Fees and Services.

The following lists fees paid to Marcum & Kliegman, LLP (“MK”), our former independent registered accounting firm, during the year ended December 31, 2005:

        From February 10, 2005 (inception)
        through December 31, 2005

Audit Fees  $12,500(1)
Audit Related Fees  None
Tax Fees  None
All Other Fees  None

(1) Fees billed in connection with MK’s audit of the financial statement from February 10, 2005 to April 30, 2005 for the purpose of the registration statement on Form 10-SB filed on June 23, 2005 and MK’s review of our interim financial statements for the quarters ended June 30, 2005 and September 30, 2005.

We engaged Michael Pollack CPA (“Pollack”) as our independent registered accounting firm on February 15, 2006. Pollack was the independent certified public accounting firm for CNS and audited its financial statements at December 31, 2005 and for the two years in the period then ending and our financial statement for the year ended December 31, 2005. The following lists fees paid to Pollack during 2005:

2005
Audit fees	$42,500
Audit related fees	7,500
Tax Fees	None
All Other Fees	None

Audit Fees: Audit fees represent fees for professional services performed by the independent registered accounting firm for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees: Audit-related fees represent fees for assurance and related services performed by the independent registered accounting firm that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees: Tax fees represent fees for services rendered by the independent registered accounting firm for tax compliance, tax advice and tax planning services. We did not pay any tax fees in 2005.

All other fees: Neither of the independent registered accounting firms did performed any services other than the services described above for 2005.

We do not have an audit committee. It is the policy of the board of directors to review the nature of the non-audit work and approve such services in advance. In making its review the board determines whether, in its opinion, the performance of such services does not impair the independence of our independent public accounting firm.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STRATEGIC DEFENSE ALLIANCE CORP.
(Registrant)
Date: May 22, 2006	By:	/s/ Paul B. Silverman

Paul B. Silverman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Paul B. Silverman	President, chief executive officer,	May 22, 2006
Paul B. Silverman	chief financial officer and director
(Principal Executive Officer)

/s/Tom Bednarek	Director	May 22, 2006
Tom Bednarek

INDEX TO FINANCIAL STATEMENTS

Page
Strategic Defense Alliance Corp. (formerly Lounsberry Holdings I, Inc.

Report of Independent Registered Accounting Firm	F-2

Balance Sheet at December 31, 2005	F-3

Statements of Operation for the period February 10, 2005 (inception) through December 31, 2005 with Cumulative Totals since Inception	F-4

Statements of Changes of Stockholders’ (Deficit) for the period February 10, 2005 (inception) through December 31, 2005	F-5

Statements of Cash Flows for the period February 10, 2005 (inception) through December 31, 2005	F-6

Notes to Financial Statements	F-7 - F-16

Computer Networks & Software, Inc.

Report of Independent Registered Accounting Firm	F-17

Balance Sheet at December 31, 2005	F-18

Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2005 and 2004	F-19

Statements of Changes of Shareholders’ Equity (Deficit) for the years ended December 31, 2005 and 2004	F-20

Statements of Cash Flows for the years ended December 31, 2005 and 2004	F-21

Notes to Financial Statements	F-22 - F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Strategic Defense Alliance Corp.
(Formerly Lounsberry Holdings I, Inc.)
Reston, VA

I have audited the accompanying balance sheet of Strategic Defense Alliance Corp. (formerly Lounsberry Holdings I, Inc.) as of December 31, 2005, and the related statements of operations, stockholders’ (deficit), and cash flows for the period February 10, 2005 (Inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has just begun operations, and is currently developing their business. They have incurred losses in their initial months of operations, and just completed an acquisition to assist in funding their operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Defense Alliance Corp. (formerly Lounsberry Holdings I, Inc.) as of December 31, 2005, and the changes in its operations, changes in stockholders’ (deficit) and cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles.

Michael Pollack CPA

Michael Pollack CPA
Cherry Hill, New Jersey
March 31, 2006

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash	$2,000
Total current assets	2,000

TOTAL ASSETS	$2,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Loan payable - related party	$39,721
Total current liabilities	39,721

TOTAL LIABILITIES	39,721

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $.0001 per share, 10,000,000 authorized and 0 issued and outstanding	-
Common stock, par value $.0001 per share; 90,000,000 shares authorized
1,028,000 shares issued and outstanding	103
Additional paid-in capital	1,999
Deficit accumulated during the development stage	(39,823)
Total stockholders' (deficit)	(37,721)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,000

The accompanying notes are an integral part of these financial statements.

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FEBRUARY 10, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

		FEBRUARY 10, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005
REVENUE	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Selling, general and administrative	39,823	39,823

Total operating expenses	39,823	39,823

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(39,823)	(39,823)

Provision for income taxes	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(39,823)	$(39,823)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,020,100

The accompanying notes are an integral part of these financial statements.

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FEBRUARY 10, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005

	Common Stock		Additional	Defict Accumulated During the
	Shares	Amount	Paid-In Capital	Development Stage	Total
Balance , February 10, 2005	-	$-	$-	$-	$-

Issuance of common stock to founders
for services rendered	1,020,000	102	-	-	102

Issuance of shares for cash	8,000	1	1,999	-	2,000

Net loss for the period	-	-	-	(39,823)	(39,823)

Balance, December 31, 2005	1,028,000	$103	$1,999	$(39,823)	$(37,721)

The accompanying notes are an integral part of these financial statements.

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE PERIOD FEBRUARY 10, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

		CUMULATIVE TOTALS FEBRUARY 10, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(39,823)	$(39,823)

Adjustments to reconcile net (loss)
to net cash used in operating activities:

Common stock issued for services	102	102

Total adjustments	102	102

Net cash (used in) operating activities	(39,721)	(39,721)

CASH FLOWS FROM FINANCING ACTIVITIES:

Related party loans	39,721	39,721
Proceeds from common stock issuances	2,000	2,000
Net cash provided by financing activities	41,721	41,721

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,000	2,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,000	$2,000

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY

Common stock issued for services	$102	$102

The accompanying notes are an integral part of these financial statements.

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 1 - NATURE OF BUSINESS

Lounsberry Holdings I, Inc. (the “Company”) was incorporated in Delaware on February 10, 2005, with the objective of acquiring, or merging with, an operating business.

At December 31, 2005, the Company had not yet commenced any operations. All activity through December 31, 2005 relates to the Company’s formation.

On January 9, 2006, the Company successfully completed the acquisition of Computer Networks and Software, Inc., (“CNS”) a Virginia corporation. CNS provides network and software solutions and professional consulting services including engineering and technical services, software development, systems engineering and analysis, advanced systems simulation and modeling, systems integration, international circuit provisioning, internet management applications and program/project management primarily to agencies of the federal government. Approximately 40% of its employees have high level security clearances.

CNS was established in 1987. In 1989, CNS secured initial contracts to support key NASA staff on communications, navigation and surveillance projects for the National Airspace System (NAS) and later in 2001 for the Small Aircraft Transportation System (SATS) project. Since 1999, CNS has conducted more than 40 task orders in the areas of communications, surveillance and navigation systems studies and analyses, the development of large scale modeling and simulation systems for next generation air transport facilities and for selected new technology studies related to the air transport industry. In June 2003, CNS received the Turning Goals into Reality Award from NASA Headquarters for its original design and development work within the SATS team for the Airborne Internet Project.

CNS’ largest clients include NASA and the Defense Information Systems Agency, and FNS Verizon and Qwest, which are prime contractors who subcontract CNS’ services. These four customers accounted for 88% of CNS’ revenues for 2005 and 92% for 2004.

CNS’ current business operations consists of two core Lines of Business; Technical Professional Services and Solutions.

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 1 - NATURE OF BUSINESS (CONTINUED)

With CNS, the Company is pursuing new acquisitions in the global defense and homeland security markets. The Company’s two-fold objectives are to acquire entities that both provide growth opportunities and make a strong potential contribution to improve the nation’s homeland security and global defense. The Company has identified three key market segments; Air Transport, Biometrics and Surveillance and Intelligence Services.

Upon the completion of this transaction, CNS was merged into the Company and became a wholly owned subsidiary. The transaction was accounted for as a reverse merger, and for accounting purposes, CNS became the accounting acquirer of the Company. At this time, the Company ceased being a shell company.

In February 2006, the Company changed its name to Strategic Defense Alliance Corp.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts in targeting proposed business combinations.

Company Year - End

The Company has a December 31 year-end.

 Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carry forwards generated by sustaining deficits during the development stage.

(Loss) Per Share of Common Stock

Basic net (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

December 31,
2005
Net (loss)	$(39,763)
Weighted-average common shares outstanding :
Basic	1,020,100
Effect of dilutive securities-stock options	-
Diluted	1,020,100
Basic net earnings (loss) per share	$(0.04)
Diluted net earnings (loss) per share	$(0.04)

There were no options or warrants to purchase shares of common stock at December 31, 2005.

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees and common stock issuances are less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

December 31,
2005
Net income (loss), as reported	$(39,763)
Add: Stock-based employee compensation expense
included in reported net income (loss), net of related
tax effects	-
Less: Total stock-based employee
compensation expense determined
under fair value-based method for all
awards, net of related tax effects	-
Pro forma net income (loss)	$(39,763)
Basic and diluted income (loss) per share:
As reported	$(0.04)
Pro forma	$(0.04)

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005.

NOTE 3- STOCKHOLDERS’ (DEFICT)

On February 10, 2005 the Company was formed with one class of common stock, par value $.0001, with 90,000,000 shares authorized and one class of preferred stock, par value $.0001, with 10,000,000 shares authorized in the State of Delaware.

On February 10, 2005, the Company issued 1,020,000 shares of stock to its founder for services rendered valued at $102.

In December 3005, the Company issued 8,000 shares for $2,000.

There are no shares of preferred stock issued and outstanding as of December 31, 2005 and 1,028,000 shares of common stock issued and outstanding at December 31, 2005.

NOTE 4- GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period February 10, 2005 (Inception) through December 31, 2005. The Company as of December 31, 2005 was in the development stage and had no operating revenues nor an operating entity. They were actively searching for and investigating potential merger candidates. This raises substantial doubt about the Company’s ability to continue as a going concern.

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 4- GOING CONCERN (CONTINUED)

As noted, the board of directors approved the acquisition of CNS and the transaction closed on January 9, 2006. Upon this merger, the Company was no longer in the development stage had recurring revenues of approximately $6,000,000 and was able to raise approximately $1,300,000 in capital and issued 40,000,000 warrants which when exercised will generate additional capital, however, there can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s stock post-merger with CNS, as well as CNS’ expanded solution development efforts. Additionally, CNS did expend resources during 2005 on new projects that they plan on generating new sources of business for which may contribute to the Company increasing their profitability. The Company plans on filing a registration statement to register the shares that were issued in the acquisition of CNS (see Note 7).

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5-  PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2005, deferred tax assets consist of the following:

Deferred tax assets	$13,519
Less: valuation allowance	(13,519)
$-0-

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 5-  PROVISION FOR INCOME TAXES

At December 31, 2005, the Company had accumulated deficits during the development stage of $39,763 available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended December 31, 2005 is summarized as follows:

December 31, 2005
Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

NOTE 6- LOAN PAYABLE - RELATED PARTY

The Company had received various amounts from a related party to cover the formation costs. These loans are non-interest bearing and were payable the earlier of May 31, 2006 or the consummation of a business combination. The business combination occurred January 11, 2006, and the amounts were paid back by the Company.

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 7-   SUBSEQUENT EVENT

On January 9, 2006 the Company acquired Computer Networks and Software, Inc. in a reverse merger.

The acquisition of CNS and the related financing included:

• Payment of $250,000 cash, $750,000 in installments through April 2007, 1,075,000 shares of common stock, and 10,000,000 warrants for 100% of the stock of CNS;
• The cancellation of 928,000 shares of the 1,028,000 shares of common stock issued and outstanding;
• The issuance of 5,416,667 shares of preferred stock for an investment of $1,300,000, net of $410,000 in closing costs;
• The issuance of 382,500 shares to former shareholders of CNS Acquisition in exchange for there stock and warrants to purchase 982,500 shares of common stock of the Company; and
• The issuance of 150,000 shares of stock to another investor and the payment of $125,000 in cash and the incurrence of a note payable of $175,000 to this investor due December 31, 2006;

The summarized unaudited pro forma financial information for the years ended December 31, 2005 and 2004 that follows assumes the acquisition of CNS was consummated on January 1, 2004:

STRATEGIC DEFENSE ALLIANCE CORP.
(FORMERLY LOUNSBERRY HOLDINGS I, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 7-   SUBSEQUENT EVENT (CONTINUED)

	Years Ended
	December 31,	December 31,
	2005	2004
Revenues	$6,070,841	$6,660,191
Cost of revenues	4,781,723	3,738,728
Gross profit	1,289,118	2,921,463
Operating expenses	3,098,158	2,384,826
Income (loss) before other (expense)	(1,809,040)	536,637
Other (income) expense	90,770	55,128
Net income (loss) before provision for income taxes	(1,899,810)	481,509
Provision (beneift) for income taxes	(100,000)	(27,000)
Net income (loss)	$(1,799,810)	$508,509
Net loss per basic and diluted shares	$(17,998.10)	$5,085.09
Weighted average number of common shares
outstanding	100	100

The unaudited pro forma results of operations for the years ended December 31, 2005 and 2004, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Computer Networks & Software, Inc.

I have audited the accompanying balance sheets of Computer Networks & Software, Inc. (the "Company") as of December 31, 2005 and 2004, and the related statements of operations and comprehensive income (loss), changes in shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and their results of operations and comprehensive income (loss) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Michael Pollack CPA

Cherry Hill, New Jersey
May 10, 2006

COMPUTER NETWORKS & SOFTWARE, INC.
BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Marketable securities	-	12,695
Accounts receivable, net	805,712	1,613,282
Unbilled services	-	298,861
Due from related parties	399,863	19,563
Prepaid expenses and other current assets	19,754	73,904
Total current assets	1,225,329	2,018,305

Property and equipment, net	85,635	112,984
Computer software development costs	103,454	38,582
Deposits	8,014	7,684

Total assets	$1,422,432	$2,177,555

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Line of credit	$1,498,253	$946,717
Bank overdraft	87,695	43,808
Unearned revenue	187,375	77,397
Accounts payable and accrued expenses	881,019	356,042
Deferred income taxes payable	-	100,000
Current portion of note payable	83,328	83,328
Total current liabilities	2,737,670	1,607,292

Note payable, net of current portion	48,617	131,950
Total liabilities	2,786,287	1,739,242

Commitments and contingencies

Shareholders' Equity (Deficit)
Common stock, no par value, 100 shares authorized, issued
and outstanding at December 31, 2005 and 2004, respectively	5,000	5,000
Retained earnings (deficit)	(1,279,985)	519,825
Accumulated other comprehensive loss	(88,870)	(86,512)
Total shareholders' equity (deficit)	(1,363,855)	438,313

Total liabilities and shareholders' equity (deficit)	$1,422,432	$2,177,555

The accompanying notes to the financial statements are an integral part of these statements.

COMPUTER NETWORKS & SOFTWARE, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenue	$6,070,841	$6,660,191
Direct costs
Direct labor	3,072,118	2,419,028
Other direct costs	1,709,605	1,319,700

Total direct costs	4,781,723	3,738,728

Gross profit	1,289,118	2,921,463

Selling, general and administrative expenses	3,086,254	2,365,989
Other expenses	11,904	18,837
Total operating expenses	3,098,158	2,384,826

Income (loss) before other income (expense) and
provision for (benefit of) income taxes	(1,809,040)	536,637
Other income (expense)
Interest income	194	305
Interest expense	(90,964)	(55,433)

Income (loss) before provision for (benefit of) income taxes	(1,899,810)	481,509

Provision for (benefit of) income taxes	(100,000)	(27,000)

Net income (loss)	$(1,799,810)	$508,509

Earnings (loss) per share:
Basic and diluted earnings (loss) per share

Net earnings (loss) per share	$(17,998.10)	$5,085.09

Weighted average number of common shares
outstanding - basic and diluted	100	100

Comprehensive income (loss)
Net income (loss)	$(1,799,810)	$508,509
Other comprehensive income (loss)
Gain (loss) on marketable equity securities available for sale	(2,358)	112

Comprehensive income (loss)	$(1,802,168)	$508,621

The accompanying notes to the financial statements are an integral part of these statements.

COMPUTER NETWORKS & SOFTWARE, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock			Accumulated Other
	Shares	Amount	Retained Earnings (Deficit)	Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balance, January 1, 2004	100	$5,000	$11,316	$(86,624)	$(70,308)

Other unrealized holding gains	-	-	-	112	112

Net income	-	-	508,509	-	508,509

Balance, December 31, 2004	100	5,000	519,825	(86,512)	438,313

Other unrealized holding losses	-	-	-	(2,358)	(2,358)

Net loss	-	-	(1,799,810)	-	(1,799,810)

Balance, December 31, 2005	100	$5,000	$(1,279,985)	$(88,870)	$(1,363,855)

The accompanying notes to the financial statements are an integral part of these statements.

COMPUTER NETWORKS & SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net income (loss)	$(1,799,810)	$508,509

Adjustments to reconcile net loss to net
cash used in operating activities

Depreciation and amortization	58,386	60,165
Deferred income taxes	(100,000)	(27,000)

Changes in operating assets and liabilities
Accounts receivable	807,570	(605,986)
Unbilled services	298,861	(1,928)
Prepaid expenses and other current assets	54,150	(39,921)
Deposits	(330)	(1,484)
Unearned revenue	109,978	77,397
Accounts payable and accrued expenses	524,977	20,170

Net cash used in operating activities	(46,218)	(10,078)

Cash flows from investing activities:
Purchase of property and equipment	(23,723)	(50,766)
Computer software development costs	(72,186)	(24,481)
Proceeds from sale of marketable securities	10,337	-
Advances to related parties	(380,300)	(19,563)
Net cash used in investing activities	(465,872)	(94,810)

Cash flows from financing activities:
Increase (decrease) in bank overdraft	43,887	(190,566)
Proceeds from note payable	-	250,000
Repayment of note payable	(83,333)	(34,722)
Net change in line of credit borrowings	551,536	80,176

Net cash provided by financing activities	512,090	104,888

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of year	-	-
Cash and cash equivalents - end of year	$-	$-

Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$90,964	$55,433

The accompanying notes to the financial statements are an integral part of these statements.

COMPUTER NETWORKS & SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Computer Networks & Software, Inc. (“CNS” or the “Company”) was incorporated in the State of Virginia in 1987. CNS provides advanced communications, information engineering and professional consulting services primarily to agencies of the federal government, i.e. NASA and Defense Information System’s Agency’s. Services include engineering and technical services, software development, network engineering, security engineering and systems integration.

The Company holds a Department of Defense Top Secret (TS) facility clearance. Approximately 40% of the company’s staff maintains a government security clearance.

The Company and its stockholders entered into an agreement and plan of reorganization with Strategic Defense Alliance Corp. (formerly Lounsberry Holdings I, Inc. (“SDAC”) and CNS Acquisition Corp. The transaction was completed on January 11, 2006 and upon the completion of this transaction, the Company become a wholly-owned subsidiary of SDAC. In the transaction, the Company’s shareholders received stock and warrants in SDAC and cash.

Going Concern

As shown in the accompanying financial statements the Company has incurred a loss of $1,799,810 for the year ended December 31, 2005, and has a working capital deficiency of $1,512,341 as of December 31, 2005. The Company is currently in technical default of its line of credit by not achieving the financial covenants contained in the line, and has had a reduction of revenue in 2005. There is no guarantee that the Company will be able to bring their line into compliance in the upcoming year or increase their revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s stock post-merger with SDAC which occurred in January 2006, as well as its sales efforts. Additionally, the Company did expend resources during 2005 on new projects and plans to seek new sources of business for which may contribute to the Company increasing their profitability.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

COMPUTER NETWORKS & SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has at times maintained cash balances in excess of insured amounts.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of December 31, 2005 and 2004, an allowance of $66,014 and $0 is required.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

The Company capitalizes direct costs incurred with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to internal-use software development projects. The cost of internal-use software and the capitalized implementation-related costs are included in computer software development costs. Such capitalized costs will be amortized on a straight-line basis over the software’s estimated useful life of three years, upon completion of the particular project.

COMPUTER NETWORKS & SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recoverability of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Revenue Recognition

The Company generates revenue from professional services rendered to customers. The majority of the Company’s revenue is generated under time-and-material contracts whereby costs are generally incurred in proportion with contracted billing schedules and revenue is recognized as services are performed, with the corresponding cost of providing those services reflected as direct costs. The majority of the customers are billed on an hourly or daily basis whereby actual time is charged directly to the customer. Such method is expected to result in reasonably consistent profit margins over the contract term.

The Company also generates revenue from fixed-price and fixed-time contracts. Revenue generated from most fixed-price contracts, including most application management and support contracts, is recognized ratably over the contract term. Revenue generated from certain other fixed-price contracts is recognized using the percentage of completion method as the ratio of labor hours incurred to estimated total labor hours.

This method is used because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. The Company’s project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the estimated amount of recognized revenue for the contract. Changes in estimates are accounted for in the period of change.

If the Company does not accurately estimate the resources required or the scope of work to be performed for a contract or if the Company does not manage the project properly within the planned time period, then a loss may be recognized on the contract. Losses are recorded in the period when they become known.

The Company does not derive revenue from projects involving multiple revenue-generating activities. If a contract would involve the provision of multiple service elements, total estimated contract revenue would be allocated to each element based on the fair value of each element.

COMPUTER NETWORKS & SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The amount of revenue allocated to each element would then be limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element would then be recognized depending upon whether the contract is a time-and-materials contract or a fixed-price, fixed-time contract.

The Company reports gross reimbursable “out-of-pocket” expenses incurred as both revenue and direct costs in the statements of operations.

Unbilled services represent services provided which are billed subsequent to the period end in accordance with the contract terms and services rendered for which contracts with government agencies were executed subsequent to the period end. All such amounts are anticipated to be realized in the following period.

Any unearned revenue reflects items that are pre-billed by the Company with the revenue associated with that billing incurred in the following period.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and have adopted the enhanced disclosure provisions of SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123”.

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. For disclosure purposes, pro forma net loss and loss per share impacts are provided as if the fair value method under SFAS 123 had been applied:

The Company did not issue any options or warrants in the years ended December 31, 2005 and 2004.

COMPUTER NETWORKS & SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

	Years Ended
	December 31,	December 31,
	2005	2004
Net income (loss), as reported	$(1,799,810)	$508,509
Add: Stock-based employee compensation expense
included in reported net income (loss), net of related
tax effects	-	-
Less: Total stock-based employee
compensation expense determined
under fair value-based method for all
awards, net of related tax effects	-	-
Pro forma net income (loss)	$(1,799,810)	$508,509
Basic and diluted income (loss) per share:
As reported	$(17,998.10)	$5,085.09
Pro forma	$(17,998.10)	$5,085.09
Concentrations

The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and projects. For the years ended December 31, 2005 and 2004, the Company's three and four largest customers accounted for in the aggregate approximately 79% and 76% of its revenue, respectively. During 2005 and 2004, each of these four customers accounted for 10% or more of revenue.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of marketable securities, accounts receivable, and unbilled receivables. Marketable securities are subject to market fluctuations that could materially affect the recorded balances. To date, accounts receivable and unbilled receivables have been derived primarily from contracts with agencies of the federal government. Accounts receivable are generally due within 30 days and no collateral is required.

Segment Reporting

The Company follows the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company believes that there is only one operating segment.

COMPUTER NETWORKS & SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

Income Taxes

Effective January 1, 2004, the Company is an S Corporation. As an S Corporation, the Company is generally not subject to corporate income taxes and the income, deductions, credits and other tax attributes generated by the Company flow to its stockholders. However, the Company is subject to corporate income taxes for built-in gains for a period of 10 years from the effective date of the S Corporation election.

Comprehensive Income (Loss)

The Company adopted SFAS 130, “Reporting Comprehensive Income,” (“SFAS 130”). SFAS 130 requires the reporting of comprehensive income in addition to net income (loss) from operations. Comprehensive income (loss) differs from net income (loss) solely due to unrealized holding gains and losses on the available-for-sale marketable securities.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Reclassifications

Certain amounts reported in for the year ended December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect for the year ended December 31, 2004.

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

There were no options or warrants to purchase shares of common stock at December 31, 2005 and 2004, respectively.

COMPUTER NETWORKS & SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended
	December 31,	December 31,
	2004	2003
Net income (loss)	$(1,799,810)	$508,509
Weighted-average common shares outstanding :
Basic	100	100
Effect of dilutive securities-stock options	-	-
Diluted	100	100
Basic net earnings (loss) per share	$(17,998.10)	$5,085.09
Diluted net earnings (loss) per share	$(17,998.10)	$5,085.09

Recent Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) ("FIN 46R"). In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on the Company’s results of operations, financial position or cash flows.

COMPUTER NETWORKS & SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers commencing with the first annual or interim period of the first fiscal year beginning after December 15, 2005.

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transaction” ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its financial statements.

COMPUTER NETWORKS & SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2005 and 2004:

	Estimated Useful
	Lives (Years)	2005	2004
Computer equipment	3	$193,874	$181,330
Furniture and fixtures	5	74,522	63,343
Leasehold improvements	5	15,750	15,750
		284,146	260,423
Less: Accumulated depreciation and amoritization		(198,511)	(147,439)
Total, net		$85,635	$112,984

Depreciation expense was $51,072 and $60,165 for the years ended December 31, 2005 and 2004, respectively.

NOTE 4- LINE OF CREDIT

On June 27, 2003, the Company and United Bank (the “Bank”) entered into a Revolving Demand Commercial Note (the “Line of Credit”) in the original amount of $1,250,000. Borrowings under the Line of Credit accrue interest, due monthly, at the higher of the Bank’s prime rate plus 1% per annum (8.25% and 6% as of December 31, 2005 and 2004, respectively). The Line of Credit is secured by substantially all assets of the Company, and is guaranteed by the Company’s stockholders. The Line of Credit was modified by the First Modification and Extension Agreement dated June 30, 2004, the Second Increase, Modification and Extension Agreement dated as of October 31, 2004, the Third Modification and Extension Agreement dated as of December 15, 2004 and the Fourth Increase, Modification and Extension Agreement dated May 31, 2005. The fourth extension extended the maturity date of the Line of Credit to May 31, 2006 and increased the Line of Credit to $1,500,000.

The balance of the Line of Credit as of December 31, 2005 and 2004 was $1,498,253 and $946,717, respectively. Interest expense on the Line of Credit for the years ended December 31, 2005 and 2004 was $79,145 and $50,193, respectively.

The Line of Credit requires the Company to maintain certain financial covenants such as the Current Ratio being 1.25 to 1.00 or greater; the Debt to Equity Ratio being 2.00 to 1.00 or less; and a Tangible Net Worth Ratio being greater than or equal to $500,000. The Company was not in compliance with any of these covenants and received a waiver from the Bank upon providing additional collateral for the Line of Credit.

COMPUTER NETWORKS & SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 5- NOTE PAYABLE

The Company has a note payable with the Bank for an original amount of $250,000 (the “Note”). The Note requires monthly principal payments of $6,944, plus interest at the Bank’s prime rate plus .5% per annum (7.75% and 5.75% at December 31, 2005 and 2004, respectively). The Note is secured by substantially all of the assets of the Company and is guaranteed by the Company’s stockholders. Any outstanding principal balances and accrued interest are due in July 2007.

As of December 31, 2005, the repayment schedule of the Note for the next two years and in the aggregate are:

2006	$83,328
2007	48,617
131,945
Less: current portion	(83,328)
Long-term portion	$48,617

Interest expense for the years ended December 31, 2005 and 2004 were $11,820 and $5,240, respectively.

NOTE 6- SHAREHOLDERS’ EQUITY

Common Stock

At December 31, 2005 and 2004, there are 100 shares of no par value stock authorized, issued and outstanding

No shares were issued for the years ended December 31, 2005 and 2004.

NOTE 7- RELATED PARTY TRANSACTIONS

In 2004, the Company advanced $19,563 to a company under common ownership of CNS. In 2005, the Company advanced an additional $380,300 for a total amount outstanding of $399,863. These advances were made with no particular terms of repayment and no stated interest rate. The Company has classified this as a current asset, and the advance was repaid this amount in January 2006.

COMPUTER NETWORKS & SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 8- COMMITMENTS

Rental

The Company leases office space under an operating lease that has initial or remaining non-cancelable lease terms and expires in October 2007. The lease agreement provides for an annual 3% escalation of the base rent. As of December 31, 2005, the following presents the approximate future minimum lease payments required under this lease:

For the Years Ended
December 31,
2006	$98,000
2007	84,000
$182,000

Rent expense for the years ended December 31, 2005 and 2004 was $114,132 and $92,810, respectively.

In April 2005, the Company entered into a Settlement Agreement and General Mutual Release with a vendor, whereby the Company agreed to a one-time payment in the amount of $17,500 in exchange for a full release of any and all present and future claims arising out of a recruitment agreement entered into between the companies.

Other

The Company as of December 31, 2005, had outstanding $46,452 in legal fees in connection with the merger between the Company and SDAC. Upon the closing of the merger between the parties on January 11, 2006, the liability was assigned by the attorneys from the Company to the three former shareholders of the Company, individually. The Company as of December 31, 2005 does not reflect this liability in its balance sheet.

NOTE 9- INCOME TAXES

During the years ended December 31, 2005 and 2004, the Company adjusted its built-in gains tax accrual by $100,000 and $27,000 based on the amounts shown on the 2003 income tax return. This change in estimate was reported as an income tax benefit on the statement of operations during the years ended December 31, 2005 and 2004, respectively.

COMPUTER NETWORKS & SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 10- DEFINED CONTRIBUTION PLAN

Effective January 1, 2003, the Company adopted a defined contribution 401(k) profit sharing plan (the “Plan”) covering substantially all employees who have completed three months of service an attained the age of 21. Participants may make voluntary contributions to the Plan up to the maximum amount allowable by law, but not to exceed 25% of their annual compensation. Company contributions to the Plan are at the discretion of management and vest to participants ratably over a two-year period. The Company recorded contributions to the Plan of $49,136 and $45,204 during the years ended December 31, 2005 and 2004, respectively.

NOTE 11- SUBSEQUENT EVENTS

The Company and its stockholders entered into an agreement and plan of reorganization with SDAC and CNS Acquisition Corp. The transaction was completed on January 11, 2006 and upon the completion of this transaction, the CNS Acquisition Corp. was merged with and into the Company, with the result that the Company became a wholly-owned subsidiary of SDAC. The Company’s shareholders in this transaction received stock and warrants in SDAC and cash.